Form 10-K
period 2007-12-31
AmeriCredit Prime Automobile Receivables Trust 2007-2-M; AMERICREDIT FINANCIAL SERVICES INC; AFS SenSub Corp.
filed 2008-03-31
CIK 1414735, 1002761, 1347185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission file number of the issuing entity: 333-140931-02

AMERICREDIT PRIME AUTOMOBILE

RECEIVABLES TRUST 2007-2-M

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-140931

AFS SENSUB CORP.

(Exact name of depositor as specified in its charter)

Commission File Number of sponsor: 001-13329

AMERICREDIT FINANCIAL SERVICES, INC.

(Exact name of sponsor as specified in its charter)

Delaware	26-6053849
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

AmeriCredit Financial Services, Inc. (as originator)
801 Cherry Street, Suite 3900
Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (817) 302-7000

Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934: None

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “ large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable to this Registrant

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Not Applicable

(a)(2)	Not Applicable

(a)(3)	As reported under clause (b)

(b)

Exhibit Number	Description
Exhibit 4.1	Indenture, dated as of October 11, 2007, between AmeriCredit Prime Automobile Receivables Trust 2007-2-M and The Bank of New York, as Trustee and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of October 11, 2007, between AFS Sensub Corp. and Wilmington Trust Company, as Owner Trustee. - (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 4.3	Sale and Servicing Agreement, dated as of October 11, 2007, among AmeriCredit Prime Automobile Receivables Trust 2007-2-M, AmeriCredit Financial Services, Inc., as Servicer, AFS Sensub Corp. and The Bank of New York, as Backup Servicer and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.1	Purchase Agreement, dated as of October 11, 2007, between AmeriCredit Financial Services, Inc., as Seller and AFS Sensub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.2	Indemnification Agreement, dated as of October 11, 2007, among MBIA Insurance Corporation, AmeriCredit Financial Services, Inc. and J.P. Morgan Securities, Inc. - (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.3	Insurance Agreement, dated as of October 11, 2007, among MBIA Insurance Corporation, AmeriCredit Prime Automobile Receivables Trust 2007-2-M, AFS Sensub Corp., AmeriCredit Financial Services, Inc., and The Bank of New York, as Trustee, as Trust Collateral Agent, as Collateral Agent and Backup Servicer - (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.4	Premium Letter, dated October 18, 2007, among AmeriCredit Prime Automobile Receivables Trust 2007-2-M, AmeriCredit Financial Services, Inc., and The Bank of New York, as Trustee, Trust Collateral Agent, as Collateral Agent and Backup Servicer - (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.5	Spread Account Agreement, dated as of October 11, 2007, among MBIA Insurance Corporation, AmeriCredit Prime Automobile Receivables Trust 2007-2-M, and The Bank of New York, as Trustee, as Trust Collateral Agent and as Collateral Agent - (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.6	Note Guaranty Insurance Policy, dated as of October 18, 2007, and delivered by MBIA Insurance Corporation - (incorporated by reference from Exhibit 10.6 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.8	Custodian Agreement, dated as of October 11, 2007, among AmeriCredit Financial Services, Inc., as Custodian, MBIA Insurance Corporation, and The Bank of New York, as Trust Collateral Agent - (incorporated by reference from Exhibit 10.8 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.9	ISDA Master Agreement, dated as of October 18, 2007, among AmeriCredit Prime Automobile Receivables Trust 2007-2-M and Wachovia Bank, National Association - (incorporated by reference from Exhibit 10.9 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2007.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (The Bank of New York).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1	Copy of the audited consolidated financial statements of MBIA Insurance Corporation and its subsidiaries (incorporated by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by MBIA (File No. 001-09583) with the SEC on February 29, 2008).

(c.)	Not Applicable.

SUBSTITUTE INFORMATION INCLUDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(b) OF REGULATION AB. (SIGNIFICANT OBLIGORS OF POOL ASSETS)

There is no single obligor that represents more than 10% of the pool assets.

ITEM 1114(b)(2) OF REGULATION AB. (CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION))

The audited consolidated financial statements of MBIA Insurance Corporation and its subsidiaries as of December 31, 2007 (“MBIA”) are incorporated herein by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by MBIA Inc.(File No. 001-09583) with the SEC on February 29, 2008. You should be aware that any such financial statements may be modified or superseded by a document filed with the SEC at a later date. You should not assume that information concerning MBIA is accurate as of any date other than the date that such Form 10-K was filed with the SEC.

ITEM 1115(b) OF REGULATION AB. (CERTAIN DERIVATIVE INFORMATION (FINANCIAL INFORMATION))

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

ITEM 1117 OF REGULATION AB. (LEGAL PROCEEDINGS)

No legal proceedings are pending against the Sponsor, Depositor, Trustee, Issuing Entity, or any Servicer that would be material to the security holders of the Notes or Certificates.

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

AmeriCredit Financial Services, Inc., the Sponsor and the servicer, is a Delaware corporation and is the originator of 100% of the automobile loan contracts. The Sponsor purchases automobile loan contracts that are originated and assigned to it by automobile dealers and, to a lesser extent, third-party lenders and also originates automobile loan contracts directly with consumers, either directly or through a wholly owned subsidiary. The Sponsor services all automobile loan contracts that it purchases or originates (as the primary servicer contemplated by Item 1108(a)(3)) on behalf of the Issuing Entity, AmeriCredit Prime Automobile Receivables Trust 2007-2-M, a Delaware statutory trust.

The Sponsor sold and assigned the pool of initial automobile loan contracts to AFS Sensub Corp., the Depositor, a Nevada Corporation. The Depositor then sold the pool of sub-prime automobile loan contracts to the Issuing Entity and is the sole-owner of the certificate of the Issuing Entity.

AmeriCredit Financial Services of Canada Ltd., is a subsidiary of the Sponsor and AmeriCredit Corp. and is an affiliated servicer and will service a portion of automobile loan contracts in the United States on behalf of the Issuing Entity through its service center in Peterborough, Ontario.

Other parties:

(1)	Servicer contemplated by Item 1108(a)(3). – There are no other servicers affiliated with the Sponsor, Depositor, or Issuing Entity.

(2)	Trustee – The Bank of New York, serves as the Trustee and is not affiliated with the Sponsor, Depositor, or Issuing Entity.

(3)	Originator – There is no other originator affiliated with the Sponsor, Depositor, or Issuing Entity.

(4)	Significant Obligors – There are no significant obligors affiliated with the Sponsor, Depositor, or Issuing Entity.

(5)	Enhancement or Support Provider – MBIA is an enhancement provider but is not affiliated with the Sponsor, Depositor, or Issuing Entity.

(6)	Any other material parties – There are no other material parties related to the asset-backed securities.

There are no business relationships, agreements, arrangements, transactions, or understandings that were entered into outside the ordinary course of business or on terms other than would be attained in an arm’s length transaction with an unrelated third party, apart from the transaction between the Sponsor, the Depositor, or the Issuing Entity and any of the parties listed in items (1)-(6) above.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description
Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2007.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (The Bank of New York).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123 OF REGULATION AB, SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description
Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Prime Automobile Receivables Trust 2007-2-M has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREDIT PRIME AUTOMOBILE RECEIVABLES TRUST 2007-2-M

By:	AMERICREDIT FINANCIAL SERVICES, INC.
as sponsor and as servicer

By:	/s/ Chris A. Choate
Name:	Chris A. Choate
Title:	Executive Vice President, Chief Financial Officer and Treasurer

Dated:	March 31, 2008

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

EXHIBIT INDEX

AMERICREDIT PRIME AUTOMOBILE RECEIVABLES TRUST 2007-2-M

Exhibit Number	Description
Exhibit 4.1	Indenture, dated as of October 11, 2007, between AmeriCredit Prime Automobile Receivables Trust 2007-2-M and The Bank of New York, as Trustee and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of October 11, 2007, between AFS Sensub Corp. and Wilmington Trust Company, as Owner Trustee. - (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 4.3	Sale and Servicing Agreement, dated as of October 11, 2007, among AmeriCredit Prime Automobile Receivables Trust 2007-2-M, AmeriCredit Financial Services, Inc., as Servicer, AFS Sensub Corp. and The Bank of New York, as Backup Servicer and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.1	Purchase Agreement, dated as of October 11, 2007, between AmeriCredit Financial Services, Inc., as Seller and AFS Sensub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.2	Indemnification Agreement, dated as of October 11, 2007, among MBIA Insurance Corporation, AmeriCredit Financial Services, Inc. and J.P. Morgan Securities, Inc. - (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.3	Insurance Agreement, dated as of October 11, 2007, among MBIA Insurance Corporation, AmeriCredit Prime Automobile Receivables Trust 2007-2-M, AFS Sensub Corp., AmeriCredit Financial Services, Inc., and The Bank of New York, as Trustee, as Trust Collateral Agent, as Collateral Agent and Backup Servicer - (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.4	Premium Letter, dated October 18, 2007, among AmeriCredit Prime Automobile Receivables Trust 2007-2-M, AmeriCredit Financial Services, Inc., and The Bank of New York, as Trustee, Trust Collateral Agent, as Collateral Agent and Backup Servicer - (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.5	Spread Account Agreement, dated as of October 11, 2007, among MBIA Insurance Corporation, AmeriCredit Prime Automobile Receivables Trust 2007-2-M, and The Bank of New York, as Trustee, as Trust Collateral Agent and as Collateral Agent - (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.6	Note Guaranty Insurance Policy, dated as of October 18, 2007, and delivered by MBIA Insurance Corporation - (incorporated by reference from Exhibit 10.6 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.8	Custodian Agreement, dated as of October 11, 2007, among AmeriCredit Financial Services, Inc., as Custodian, MBIA Insurance Corporation, and The Bank of New York, as Trust Collateral Agent - (incorporated by reference from Exhibit 10.8 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 10.9	ISDA Master Agreement, dated as of October 18, 2007, among AmeriCredit Prime Automobile Receivables Trust 2007-2-M and Wachovia Bank, National Association - (incorporated by reference from Exhibit 10.9 of the Current Report on Form 8-K filed by AmeriCredit Prime Automobile Receivables Trust 2007-2-M (File No. 333-140931-02) with the SEC on October 23, 2007).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2007.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (The Bank of New York).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1	Copy of the audited consolidated financial statements of MBIA Insurance Corporation and its subsidiaries (incorporated by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by MBIA (File No. 001-09583) with the SEC on February 29, 2008).